Form 10-K
period 2004-12-31
MORTGAGE PASS-THROUGH CERTIFICATES SERIES 2003-9
filed 2005-03-30
CIK 1274431

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-106323-07


        Bear Stearns ARM Trust
        Mortgage Pass-Through Certificates
        Series 2003-9

     (Exact name of registrant as specified in its charter)


   New York                                         54-2139198
  (State or other jurisdiction of                   54-2139199
  incorporation or organization)                    54-2139200
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 20.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Cendant Mortgage Corp, as Servicer <F1>
      b) Chevy Chase FSB, as Servicer <F1>
      c) Countrywide Home Loans Inc., as Servicer <F1>
      d) EverHome Mortgage Company, as Servicer <F1>
      e) First Republic Bank, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Cendant Mortgage Corp, as Servicer <F1>
      b) Chevy Chase FSB, as Servicer <F1>
      c) Countrywide Home Loans Inc., as Servicer <F1>
      d) EverHome Mortgage Company, as Servicer <F1>
      e) First Republic Bank, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Cendant Mortgage Corp, as Servicer <F1>
      b) Chevy Chase FSB, as Servicer <F1>
      c) Countrywide Home Loans Inc., as Servicer <F1>
      d) EverHome Mortgage Company, as Servicer <F1>
      e) First Republic Bank, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bear Stearns ARM Trust
    Mortgage Pass-Through Certificates
    Series 2003-9
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Dawn Hammond, Vice President

  By: /s/ Dawn Hammond, Vice President

  Dated:  March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Dawn Hammond, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Bear Stearns ARM Trust Mortgage Pass-Through Certificates, Series 2003-9 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Cendant Mortgage Corp as Servicer, Chevy Chase FSB as Servicer, Countrywide Home Loans Inc. as Servicer, EverHome Mortgage Company as Servicer, First Republic Bank as Servicer.

     Date:  March 30, 2005

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo) Deloitte

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, NJ 08540
USA

Tel: +1 609 514 3600
www.deloitte.com



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Cendant Mortgage Corporation:


We have examined Cendant Mortgage Corporation's (the "Company") compliance with its established minimum servicing standards described in the accompanying Management's Assertion, dated February 28, 2005, as of and for the year ended December 31, 2004. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

Our examination disclosed the following instance of material noncompliance with the reconciliation of custodial bank accounts applicable to the Company during the year ended December 31, 2004. The Company did not comply with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, as set forth in Appendix I.


/s/ Deloitte & Touche LLP

February 28, 2005



Member of
Deloitte Touche Tohmatsu




APPENDIX I

MINIMUM SERVICING STANDARDS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
    * be mathematically accurate;
    * be prepared within forty-five (45) calendar days after the cutoff date;
    * be reviewed and approved by someone other than the person who prepared the reconciliation; and
    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III DISBURSEMENTS

1. Disbursement made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.  Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo) ERNST & YOUNG

Ernst & Young LLP
8484 Westpark Drive
McLean, VA 22102

Phone: (703) 747-1000
www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Audit Committee
Chevy Chase Bank, F.S.B.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Chevy Chase Bank, F.S.B (the "Bank") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended September 30, 2004. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with specified requirements.

In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended September 30, 2004, is fairly stated, in all material respects.



/s/ Ernst & Young LLP

November 5, 2004


A Member Practice of Ernst & Young Global




Appendix 1

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

    1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

       a. be mathematically accurate;

       b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

       c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

       d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

    2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

    3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

    4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  Mortgagor Loan Accounting

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

    4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

    1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (c)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568





Independent Accountants' Report




The Board of Directors
Countrywide Financial Corporation:



We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KPMG LLP

March 17, 2005





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (d)
(logo) Deloitte
Deloitte & Touche LLP
Suite 2801
One Independent Drive
Jacksonville, FL 32202-5034
USA

Tel: +1 904 665 1400
Fax: +1 904 665 1600
www.deloitte.com




INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
EverHome Mortgage Company


We have examined management's assertion that EverHome Mortgage Company
(the "Company") has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying Management's Assertion Report dated February 25, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects based on the criteria set forth in Appendix I.


/s/ Deloitte & Touche LLP

February 25, 2005




Member of
Deloitte Touche Tohmatsu





APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS

I.  CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
    * be mathematically accurate;
    * be prepared within forty-five (45) calender days after the cutoff date;
    * be reviewed and approved by someone other than the person who prepared the reconciliation; and
    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calender days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expirations dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payments penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (e)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105

Independent Accountants' Report

The Board of Directors
First Republic Bank:

We have examined management's assertion, included in the accompanying Management Assertion, that First Republic Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that First Republic Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/s/ KPMG LLP


March 11, 2005


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
Cendant Mortgage
3000 Leadenhall Road
Mt. Laurel, NJ 08054

(logo) CENDANT
       Mortgage

February 28, 2005



As of and for the year ended December 31, 2004, Cendant Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for as discussed below.

During the year ended December 31, 2004, the Company determined it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to identify and resolve reconciling items within 90 calendar days as specified by the minimum servicing standards.

The Company has undertaken remediation activities to address this material instance of non-compliance as of December 31, 2004.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $160 million and $20 million, respectively.



Cendant Mortgage Corporation

/s/ Terence Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer


/s/ Martin L. Foster
Martin L. Foster
Senior Vice President - Loan Servicing





  EX-99.2 (b)
  CHEVY CHASE BANK

  Chevy Chase Bank
  7501 Wisconsin Avenue
  Bethesda, Maryland 20814


  Report of Management on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers


   November 5, 2004


   We, as members of management of Chevy Chase Bank, F.S.B., (the Bank) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We also are responsible for establishing and maintaining effective internal control over compliance with these standards.


   We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of September 30, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended September 30, 2004, the Bank complied, in all material respects, with the minimum servicing standards set forth in the USAP.


   As of and for this same period, the Bank had in effect a fidelity bond policy of $40,000,000 and an errors and omissions policy of $20,000,000.


  /s/ Alexander R.M. Boyle
  Alexander R.M. Boyle
  Vice Chairman of the Board


  /s/ Stephen Halpin
  Stephen R. Halpin, Jr.
  Executive Vice President
  and Chef Financial Officer


  /s/ Vicki L. Parry
  Vicki L. Parry
  Group Vice President





  EX-99.2 (c)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SUN VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


Management's Assertion


March 17, 2005

As of and for the year ended December 31, 2004, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $100 million, respectively.




/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Executive Managing Director and
Chief Financial Officer



/s/ Kevin Meyers
Kevin Meyers
Managing Director, Chief Financial Officer
Loan Administration





  EX-99.2 (d)
(logo)EverHome
MORTGAGE COMPANY


Management's Assertion Regarding Compliance With Minimum Servicing
Standards


As of and for the year ended December 31, 2004, EverHome Mortgage Company (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, EverHome Mortgage Company had in effect a fidelity bond and errors and omissions policy in the amount of $20 million, respectively.



/s/ Gary A. Meeks
Gary A. Meeks
Chairman and Executive Officer
2/25/05
Date

/s/ Michael C. Koster
Michael C. Koster
President and Operating Officer
2-25-05
Date

/s/ W. Blake Wilson
W. Blake Wilson
Executive Vice President and Chief Financial Officer,
EverBank
2/25/05
Date




8100 Nations Way * Jacksonville, FL 32256




APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS

I.  CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate;
    * be prepared within forty-five (45) calendar days after the cutoff date;
    * be reviewed and approved by someone other than the person who prepared the reconciliation; and
    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (e)
(logo)

FIRST REPUBLIC BANK
It's a privilege to serve you

Management Assertion


As of and for the year ended December 31, 2004, First Republic Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. The Bank had in effect a fidelity bond insurance policy of $15,000,000 for the period from January 1, 2004 through August 11, 2004 and 30,000,000 from August 12, 2004 through December 31, 2004. As of and for the year ended December 31, 2004 the Bank had in effect an errors and omissions insurance policy in the amount of $5,000,000.

/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer
March 11, 2005

/s/ Katherine August-deWilde
Katherine August-deWilde
Executive Vice President and Chief Operating Officer
March 11, 2005

/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer
March 11, 2005

/s/Nancy Segreto
Nancy Segreto
Vice President Loan Operations
March 11, 2005

San Francisco  Los Angeles  Santa Barbara  Newport Beach  San Diego
Los Vegas  New York

III PINE STREET, SAN FRANCISCO, CALIFORNIA 94111, TEL (415) 392-1400 OR
(800) 392-1400, Fax (415) 392-1413
CONVENIENT INTERNET BANKING AT www.FIRSTREPUBLIC.COM * NEW YORK STOCK EXCHANGE SYMBOL MEMBER FDIC





  EX-99.3 (a)
PHH Mortgage Services

(logo) PHH


Wells Fargo Bank. N.A.
9062 Old Annapolis Rd.
Columbia, MD 21054
Attention: Kim


RE: Annual Statement as to Compliance

Investor number(s)/Deal name(s): as listed on the attached Schedule A

Dear Investor, Master Servicer or Trustee,

The undersigned officer certifies the following for PHH Mortgage Corp. f/k/a Cendant Mortgage Corp. for the 2004 calendar year. To the best of our knowledge:


a) The activities and performance of the Servicer during the preceding Fiscal year under the terms of the above Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge the Servicer has fulfilled all of its duties, responsibilities or obligations under this Agreement throughout such year, or if there has been default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank;
b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing:
c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;
d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
   (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;
e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank;
f) All Custodial Accounts have been reconciled and are properly funded; and
g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified by

/s/ William E. Fricke, Jr.
William E. Fricke, Jr.
Assistant Vice President

3/15/05
Date:




PHH Mortgage Services

(logo) PHH

SCHEDULE A

BAY     2004-C          MARM    2004-3          THB     2004-1
BAY     2004-D          MARM    2004-4          THB     2004-2
BSA     2003-AC7        MARM    2004-5          WFMBS   2004-1
BSA     2004-AC1        MASTR   2003-10
BSA     2004-AC2        MASTR   2003-11
BSA     2004-AC4        MASTR   2003-12
BSA     2004-AC5        MASTR   2003-7
BSA     2004-AC6        MASTR   2003-8
BSL     2003-7          MASTR   2003-9
BSL     2004-12         MASTR   2004-1
BSL     2004-3          MASTR   2004-10
BSL     2004-4          MASTR   2004-11
BSL     2004-6          MASTR   2004-3
BST     2003-9          MASTR   2004-4
BST     2004-1          MASTR   2004-5
BST     2004-10         MASTR   2004-6
BST     2004-12         MASTR   2004-8
CSF     2004-1          MASTR   2004-9
CSF     2004-AR1        MLC     2004-1
CSF     2004-AR2        MLC     2004-A
HBV     2004-10         MLC     2004-B
JPMMT   2004-Al         MLC     2004-C
JPMMT   2004-A2         MLC     2004-D
JPMMT   2004-A3         MLC     2004-E
JPMMT   2004-A4         MLC     2004-F
JPMMT   2004-A5         MLC     2004-G
JPMMT   2004-A6         MLC     2004-HB1
JPMMT   2004-S2         MLM     2004-A01
MAL     2004-1          MSML    2004-10AR
MAL     2004-10         MSML    2004-11A
MAL     2004-11         MSML    2004-2AR
MAL     2004-12         MSML    2004-3
MAL     2004-13         MSML    2004-4
MAL     2004-3          MSML    2004-5AR
MAL     2004-4          MSML    2004-6AR
MAL     2004-5          MSML    2004-7AR
MAL     2004-6          MSML    2004-8AR
MAL     2004-7          MSML    2004-9
MAL     2004-8          MSSTA   2004-1
MAL     2004-9          PAM     2004-CL1
MARM    2004-1          PRM     2004-CL2
MARM    2004-10         SAIL    2004-7
MARM    2004-11         SAM     2004-AR1
MARM    2004-15         THB     2003-2
MARM    2004-2          THB     2003-5





  EX-99.3 (b)
(logo) CHEVY CHASE BANK

6151 Chevy Chase Drive
Laurel, Maryland 20707

Wells Fargo Bank MPF
9062 Old Annapolis Road
Columbia, MD 21045-1951
MAC-N2702-011
Dionne Waldron-Dixon

December 15, 2004

Subject: Annual Audited Financial Statements, Uniform Single Audit Letter and
         Statement of Compliance Certification (F.Y. Ending 09/30/04)

In compliance with the servicing guidelines and requirements outlined in the Servicing Agreement between your company and Chevy Chase Bank, F.S.B., I hereby submit the above information and reports for your review as follows:

(A) Enclosed is our 2004 Audited Financial Statement prepared by our independent accounting firm of Ernst & Young, by Mr. Robert G. Arnall, Audit Partner, at 8484 Westpark Drive, McLean, Virginia 22102, (703)747-0833, ID # 34-6565596.
    This information is confidential and by accepting it, you agree to maintain its confidentiality. This precludes all photo-copying, as well as distribution, other than for internal review purposes.

(B) Enclosed is a copy of the Uniform Single Audit Letter issued by Ernst and Young.

(C) Evidence of our current Fidelity Bond and Errors and Omissions Insurance Policy Certificates showing coverage, limits of liability and deductibility was forwarded in March 2004 by our company under separate cover by our Insurance Agent: Chevy Chase Insurance Company, 7501 Wisconsin Avenue, Bethesda, Maryland 20814.

(D) As Loan Servicing Manager and an Officer of Chevy Chase Bank, and having authorization to issue this officers certification statement, I hereby submit the following:

1. All information pertaining to real estate transactions has been reported as required by the Internal Revenue Service.
2. All insurance premiums for each Hazard Insurance Policy, Flood Insurance Policy (if any), Primary Mortgage Insurance Policy (if any),





(logo) CHEVY CHASE BANK

6151 Chevy Chase Drive
Laurel, Maryland 20707


Annual Compliance
Page 2



   and FHA Certification of Mortgage Insurance (if any), all taxes, ground rents and other charges have been paid when due or within applicable grace periods.
3. An escrow analysis has been made to ensure sufficient moneys are being collected in escrow for the current year.
4. The status of each mortgage has been reported to the major credit repositories each month.
5. All required interest rate and/or monthly payment adjustments for the ARMS and GPARMS were made in accordance with the mortgage documents.

The officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the Servicing Agreement and, to the best of the officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities and obligations under the Servicing Agreement throughout such year.

Sincerely,
/s/ Vicki L. Parry
Vicki L. Parry
Group Vice President
Mortgage Loan Servicing Division

VLP:eay
Enclosures





(logo) CHEVY CHASE BANK

6151 Chevy Chase Drive
Laurel, Maryland 20707


Annual Compliance
Page 3



Below is an updated list of key personnel in our Mortgage Banking Division with corresponding titles and areas of responsibility:


NAME                               RESPONSIBILITY
Robert D. Broeksmit, President     B.F. Saul Mortgage Company
(240) 497-8300

Robert B. Buffalo, Group V.P.      Mortgage Operations
(240) 497-8030

Vicki L. Parry, Group V.P.         Loan Servicing Manager
(301) 939-4076

Joseph P. Eger, V.P.               Assistant Servicing Manager
(301) 939-4075                     Customer Service/Collections/Cash
                                   Payoffs/Releases/Escrow

Carol Thomas, V.P.                 Mortgage Accounting
(301) 240-497-7069                 Product Controller
                                   Investor Reporting

Debbie Adams, A.V.P.               Special Loans Manager
(301) 939-4115                     Adjustable Rate Mortgages

Jeffrey Huston, V.P.               Loss Mitigation Manager
(301) 939-4057                     Bankruptcy/Foreclosure/REOS





  EX-99.3 (c)
Exhibit "A"

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:


(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By: /s/ Countrywide

/s/ Joseph Candelario
Officer

First Vice President
Title

/s/ 3/21/05
Date





  EX-99.3 (d)
(logo)EverHome
MORTGAGE COMPANY





Officer's Certification of Servicing
2004

The undersigned officer certifies to the best of his/her knowledge the following for the 2004 fiscal year:


(a) I have reviewed the activities and performance of EverHome Mortgage Company, f/k/a Alliance Mortgage Company during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide. To the best of this Officers' knowledge, we have fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year;

(b) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(c) All Custodial Accounts have been reconciled and are properly funded.




/s/ Pam E. Rothenberg
Pam E. Rothenberg
Sr. Vice President
February 21, 2005






EverHome Mortgage Company, 8100 Nations Way, Jacksonville, FL 32256





  EX-99.3 (e)
Exhibit "A"


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectivelt, have been prepared and filed.

Certified By:
/s/ Nancy Segreto
Nancy Segreto
Officer

Senior Vice President
Title

March 9, 2005
Date





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   B-1                              621,150.34             59,290.54                 0.00              12,695,209.46
   B-2                              364,123.79             34,756.65                 0.00               7,442,043.36
   B-3                              214,184.74             20,444.52                 0.00               4,377,555.47
   B-4                              192,771.14             18,400.55                 0.00               3,939,899.45
   B-5                              128,515.71             12,267.19                 0.00               2,626,632.81
   B-6                               85,688.31              8,179.18                 0.00               1,751,316.80
   I-A-1                          1,326,933.81         17,467,112.37                 0.00              32,532,887.63
   I-A-2                          4,539,176.14         43,647,763.62                 0.00              81,294,936.40
   I-A-3                            578,112.75          6,986,844.95                 0.00              13,013,155.05
   II-A-1                         7,970,430.36         63,057,608.71                 0.00             137,942,391.28
   II-A-2                         1,640,332.84         12,611,521.75                 0.00              27,588,478.26
   II-A-3                         2,270,239.63         17,922,070.42                 0.00              39,205,629.58
   III-A-1                        3,301,367.21         21,011,053.32                 0.00              61,536,646.67
   III-A-2                        4,052,620.25         22,933,357.39                 0.00              67,166,642.62
   III-A-3                        2,202,419.89         14,215,627.20                 0.00              41,634,372.81
   III-X-1                          411,557.09                  0.00                 0.00              61,536,646.67
   III-X-3                          309,664.89                  0.00                 0.00              41,634,372.81
   II-X-1                           576,359.05                  0.00                 0.00             137,942,391.28
   II-X-2                            69,025.04                  0.00                 0.00              27,588,478.26
   II-X-3                           158,906.74                  0.00                 0.00              39,205,629.58
   IV-A-1                         5,735,513.14         19,604,911.52                 0.00             105,263,688.49
   IV-X-1                           252,307.64                  0.00                 0.00             105,263,688.49
   I-X-1                            527,883.46                  0.00                 0.00              32,532,887.63
   I-X-2                             95,741.38                  0.00                 0.00              81,294,936.40
   I-X-3                            163,814.15                  0.00                 0.00              13,013,155.05
   R-I                                    8.01                 50.00                 0.00                       0.00
   R-II                                   0.18                 50.00                 0.00                       0.00
   R-III                                  0.18                 50.00                 0.00                       0.00